Form 10-K
period 2017-03-31
Nissan Auto Receivables 2016-C Owner Trust
filed 2017-06-28
CIK 1680142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________________
333-208544-03
(Commission file number of Issuing Entity)
NISSAN AUTO RECEIVABLES 2016-C OWNER TRUST
(Exact name of issuing entity specified in its charter)
333-208544
(Commission file number of Depositor)
NISSAN AUTO RECEIVABLES CORPORATION II
(Exact name of depositor as specified in its charter)
NISSAN MOTOR ACCEPTANCE CORPORATION
(Exact name of sponsor as specified in its charter)
DELAWARE	38-7165700
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)
One Nissan Way, Franklin, Tennessee                                                                                                                                                                                                                37067
(Address of principal executive offices)                                                                                                                                                                                                        (Zip Code)
Registrant’s telephone number, including area code                                                                                                                                                                                        (615) 725-1121
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer: ☐                                                     Accelerated Filer: ☐
Non-Accelerated Filer: ☒                                                       Smaller reporting company: ☐
(Do not check if a smaller reporting company)
                                                                                                    Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.
Registrant has no common equity outstanding held by non-affiliates.
PART I
The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:
(A)	Item 1. Business.
(B)	Item 1A. Risk Factors.
(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.
Item 1B.                                        Unresolved Staff Comments.
                                        Nothing to report.
Item 4.                                  Mine Safety Disclosures.
                                        Nothing to report.
PART II
The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:
(A)	Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6. Selected Financial Data.
(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8. Financial Statements and Supplementary Data.
(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A. Controls and Procedures.

Item 9B.                                        Other Information.
                                        Nothing to report.
PART III
The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:
(A)	Item 10. Directors, Executive Officers and Corporate Governance.
(B)	Item 11. Executive Compensation.
(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.
(E)	Item 14. Principal Accountant Fees and Services.

PART IV
Item 15.	Exhibits and Financial Statement Schedules.
(a)(1)	Not applicable.
(a)(2)	Not applicable.
(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(c)	Not applicable.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:
Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.
Nothing to report.
Items 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
Nothing to report.
Items 1115(b) of Regulation AB.  Certain Derivatives Instruments.
Nothing to report.
Item 1117 of Regulation AB.  Legal Proceedings.
The Indenture Trustee, U.S. Bank, National Association, has provided the information contained in the following four paragraphs for purposes of compliance with Regulation AB.
As of June 30, 2016, U.S. Bank (and its affiliate U.S. Bank Trust National Association) was acting as indenture trustee, registrar and paying agent on 97 issuances of automobile receivables-backed securities with an outstanding aggregate principal balance of approximately $36,343,100,000.
Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank, in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.).  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.
There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.
Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.
Item 1122 of Regulation AB.  Compliance with applicable Servicing Criteria.
Nissan Motor Acceptance Corporation (the “(Servicer”) and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which Attestation Reports are also attached as exhibits to this Form 10-K.
The Servicing Assessment Report and the related Attestation Report completed with respect to the Indenture Trustee do not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.
The Servicing Assessment Report for the Servicer and the related Attestation Report have identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(2)(iii)—certain advances of funds were not made, reviewed and approved as specified in the transaction agreements for certain transactions within the assessed retail and lease contract servicing platform (the “Platform”).
Specifically, under the transaction agreements for the lease asset-backed securities transactions included in the Platform and subject to specified conditions, NMAC, as Servicer, is required to make advances with respect to the residual value of vehicles after the scheduled maturity of the related leases.  Due to an inaccuracy in the Servicer’s reporting system, residual value advances in the lease asset-backed securities transactions included in the Platform were not in some cases made on the required deposit dates.  This material instance of noncompliance does not relate to the asset-backed securities covered in this Form 10-K and issued by the Issuer.

Item 1123 of Regulation AB.  Servicer Compliance Statement.
The Servicer has provided a statement of compliance for the reporting period, signed by an authorized officer.  The Compliance Statement is attached as an exhibit to this Form 10-K.
Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securityholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NISSAN AUTO RECEIVABLES 2016-C OWNER TRUST

By:	Nissan Motor Acceptance Corporation, Servicer

By:	/s/ Mark Kaczynski
Mark Kaczynski
President and Chief Executive Officer
(senior officer in charge of servicing
function)

Date:                          June 28, 2017
S-1

EXHIBIT INDEX
The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.
Exhibit No.
3.1
Amended and Restated Certificate of Incorporation of NARC II (incorporated by reference to Exhibit 3.1 of Form 10-K, dated June 27, 2014, and filed with the SEC on June 27, 2014, File No. 333-183569-03)

3.2	Bylaws of NARC II (incorporated by reference to Exhibit 3.2 of Form 10-K, dated June 27, 2014, and filed with the SEC on June 27, 2014, File No. 333-183569-03)
4.1
Indenture, dated as of August 10, 2016, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated August 10, 2016, File No. 333-208544-03)

10.1
Purchase Agreement, dated as of  August 10, 2016, by and between NARC II, as purchaser, and NMAC, as seller (incorporated by reference to Exhibit 10.1 of Form 8-K, dated August 10, 2016, File No. 333-208544-03)

10.2
Sale and Servicing Agreement, dated as of August 10, 2016, by and among the Issuing Entity, NARC II, as seller, and NMAC, as servicer (incorporated by reference to Exhibit 10.2 of Form 8-K, dated August 10, 2016, File No. 333-208544-03)

10.3
Administration Agreement, dated as of August 10, 2016, by and among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and the Owner Trustee (incorporated by reference to Exhibit 10.3 of Form 8-K, dated August 10, 2016, File No. 333-208544-03)

10.4
Asset Representations Review Agreement, dated as of August 10, 2016, by and among Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.4 of Form 8-K, dated August 10, 2016, File No. 333-208544-03)

10.5
Amended and Restated Trust Agreement, dated as of August 10, 2016, by and between NARC II, as depositor, and Wilmington Trust, National Association, as Owner Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated August 10, 2016, File No. 333-208544-03)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)
33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation
33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)
34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation
99.1	Annual Servicer’s Certificate Provided by Nissan Motor Acceptance Corporation to Holders of Notes and Certificates